Form 10-K
period 2022-12-31
Verizon Master Trust
filed 2023-03-30
CIK 1844964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), as successor to U.S. Bank National Association, which serves as the master collateral agent under the master collateral agency and intercreditor agreement for Verizon Master Trust and as indenture trustee and note paying agent under the indenture for each of the Verizon Master Trust, Series 2021-1, Verizon Master Trust, Series 2021-2, Verizon Master Trust, Series 2022-1, Verizon Master Trust, Series 2022-2, Verizon Master Trust, Series 2022-3, Verizon Master Trust, Series 2022-4, Verizon Master Trust, Series 2022-5, Verizon Master Trust, Series 2022-6 and Verizon Master Trust, Series 2022-7 transactions.

U.S. Bank National Association (“U.S. Bank N.A.”) has made a strategic decision to reposition its corporate trust business by transferring substantially all of its corporate trust business to its affiliate, U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), a non-depository trust company (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to as “U.S. Bank”).  Upon U.S. Bank Trust Co.’s succession to the business of U.S. Bank N.A., it has become a wholly owned subsidiary of U.S. Bank N.A.

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”), U.S. Bank Trust Company, National Association and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2022 (the “2022 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the 2022 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Cellco has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Cellco.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank Trust Company, National Association and U.S. Bank National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank Trust Company, National Association or U.S. Bank National Association, as applicable.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2022 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2022 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1(a)
Master Collateral Agency and Intercreditor Agreement, dated as of May 25, 2021, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as master collateral agent, Cellco, as servicer, and the creditor representatives from time to time party thereto (included as Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

4.1(b)
Omnibus Amendment No. 1 to the Master Collateral Agency and Intercreditor Agreement, the Transfer and Servicing Agreement, the Originator Receivables Transfer Agreement and the Additional Transferor Receivables Transfer Agreement, dated as of November 4, 2021, among the Trust, Verizon DPPA Master Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS II LLC, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as master collateral agent, and the originators party thereto from time to time (the “Omnibus Amendment No. 1”) (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).

4.1(c)
Omnibus Amendment No. 2 to the Master Collateral Agency and Intercreditor Agreement and the Amended and Restated Trust Agreement, dated as of August 11, 2022, among the Trust, U.S. Bank National Association, as master collateral agent, Wilmington Trust, National Association, as owner trustee, Verizon DPPA True-up Trust, ABS II LLC, as depositor and Cellco, as servicer, and acknowledged and agreed to by U.S. Bank Trust Company, National Association (the “Omnibus Amendment No. 2”) (included as Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

4.2(a)
Indenture, dated as of May 25, 2021, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

4.2(b)
Amendment No. 1 to the Indenture, dated as of October 18, 2021, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 18, 2021, which is incorporated herein by reference).

4.2(c)
Amendment No. 2 to the Indenture, dated as of March 29, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on March 29, 2022, which is incorporated herein by reference).

4.3
Indenture, dated as of November 4, 2021, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).

4.4
Indenture, dated as of January 25, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

4.5
Indenture, dated as of January 25, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

4.6
Indenture, dated as of May 25, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).
4.7
Indenture, dated as of May 25, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

4.8
Indenture, dated as of August 11, 2022, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

4.9
Indenture, dated as of August 11, 2022, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

4.10
Indenture, dated as of November 23, 2022, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 23, 2022, which is incorporated herein by reference).

10.1(a)
Amended and Restated Trust Agreement, dated as of May 25, 2021, between ABS II LLC and Wilmington Trust, National Association, as owner trustee (included as Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.1(b)	Omnibus Amendment No. 2 (included as Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).
10.2(a)
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

10.6
Account Control Agreement, dated as of May 25, 2021, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.7(a)
Series 2021-1 Account Control Agreement, dated as of May 25, 2021, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.7(b)
Series 2021-2 Account Control Agreement, dated as of November 4, 2021, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).

10.7(c)
Series 2022-1 Account Control Agreement, dated as of January 25, 2022, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

10.7(d)
Series 2022-2 Account Control Agreement, dated as of January 25, 2022, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

10.7(e)
Series 2022-3 Account Control Agreement, dated as of May 25, 2022, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

10.7(f)
Series 2022-4 Account Control Agreement, dated as of May 25, 2022, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

10.7(g)
Series 2022-5 Account Control Agreement, dated as of August 11, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.7(h)
Series 2022-6 Account Control Agreement, dated as of August 11, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.7(i)
Series 2022-7 Account Control Agreement, dated as of November 23, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 23, 2022, which is incorporated herein by reference).

10.8
Parent Support Agreement, dated as of May 25, 2021, by Verizon Communications Inc. and accepted and acknowledged by the Trust, ABS II LLC and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as master collateral agent (included as Exhibit 10.8 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.9
Amended and Restated Asset Representations Review Agreement, dated as of August 11, 2022, among the Trust, Cellco, as servicer, and Pentalpha Surveillance LLC, as asset representations reviewer (included as Exhibit 10.9 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, and the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

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

10.15
EU/UK Risk Retention Agreement, dated as of January 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

10.16
EU/UK Risk Retention Agreement, dated as of January 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

10.17
EU/UK Risk Retention Agreement, dated as of May 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

10.18	EU/UK Risk Retention Agreement, dated as of May 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the

Commission on May 25, 2022, which is incorporated herein by reference).
10.19
EU/UK Risk Retention Agreement, dated as of August 11, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.20
EU/UK Risk Retention Agreement, dated as of August 11, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2023.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 30, 2023.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association and U.S. Bank National Association, dated February 27, 2023.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 30, 2023.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association and U.S. Bank National Association, dated February 27, 2023.

35.1*	Servicer Compliance Statement, dated March 30, 2023, of Cellco.
_____________
* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS II LLC
(Depositor)

Date: March 30, 2023	By:	/s/ Scott Krohn
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