Form 10-K
period 2023-12-31
Verizon Master Trust
filed 2024-03-28
CIK 1844964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Item 1C.               Cybersecurity.
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

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), as successor to U.S. Bank National Association, which serves as the master collateral agent under the master collateral agency and intercreditor agreement for Verizon Master Trust and as indenture trustee and note paying agent under the indenture for each of the Verizon Master Trust, Series 2021-1, Verizon Master Trust, Series 2021-2, Verizon Master Trust, Series 2022-2, Verizon Master Trust, Series 2022-4, Verizon Master Trust, Series 2022-6. Verizon Master Trust, Series 2022-7, Verizon Master Trust, Series 2023-1, Verizon Master Trust, Series 2023-2, Verizon Master Trust, Series 2023-4, Verizon Master Trust, Series 2023-5 and Verizon Master Trust, Series 2023-7 transactions.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2023 (the “2023 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023, and for the 2023 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Cellco has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Cellco.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank Trust Company, National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank Trust Company, National Association.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2023 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2023 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1.1
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

4.1.2
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

4.1.3
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

4.2.1
Indenture, dated as of May 25, 2021, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

4.2.2
Amendment No. 1 to the Indenture, dated as of October 18, 2021, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 18, 2021, which is incorporated herein by reference).

4.2.3
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

4.7
Indenture, dated as of November 23, 2022, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 23, 2022, which is incorporated herein by reference).

4.8
Indenture, dated as of January 26, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 26, 2023, which is incorporated herein by reference).

4.9
Indenture, dated as of April 25, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 25, 2023, which is incorporated herein by reference).

4.10
Indenture, dated as of June 30, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 30, 2023, which is incorporated herein by reference).

4.11
Indenture, dated as of September 20, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 20, 2023, which is incorporated herein by reference).

4.12
Indenture, dated as of November 20, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

10.1.1
Amended and Restated Trust Agreement, dated as of May 25, 2021, between ABS II LLC and Wilmington Trust, National Association, as owner trustee (included as Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.1.2	Omnibus Amendment No. 2 (included as Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).
10.2.1
Originator Receivables Transfer Agreement, dated as of May 25, 2021, between the originators party thereto from time to time and ABS II LLC (included as Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.2.2	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).
10.3.1
Additional Transferor Receivables Transfer Agreement, dated as of May 25, 2021, among Verizon DPPA Master Trust, Cellco, as servicer, and ABS II LLC (included as Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.3.2	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).
10.3.3
Amendment No. 2 to the Additional Transferor Receivables Transfer Agreement, dated as of December 22, 2023, among Verizon DPPA Master Trust, Cellco, as servicer, and ABS II LLC (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on December 22, 2023, which is incorporated herein by reference).

10.4.1
Transfer and Servicing Agreement, dated as of May 25, 2021, among the Trust, ABS II LLC and Cellco, as servicer, marketing agent and custodian (included as Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2021, which is incorporated herein by reference).

10.4.2	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 4, 2021, which is incorporated herein by reference).
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

10.7.1
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

10.7.2
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

10.7.3
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

10.7.4
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

10.7.5
Series 2022-6 Account Control Agreement, dated as of August 11, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.7.6
Series 2022-7 Account Control Agreement, dated as of November 23, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 23, 2022, which is incorporated herein by reference).

10.7.7
Series 2023-1 Account Control Agreement, dated as of January 26, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 26, 2023, which is incorporated herein by reference).

10.7.8
Series 2023-2 Account Control Agreement, dated as of April 25, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on April 25, 2023, which is incorporated herein by reference).

10.7.9
Series 2023-4 Account Control Agreement, dated as of June 30, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on June 30, 2023, which is incorporated herein by reference).

10.7.10
Series 2023-5 Account Control Agreement, dated as of September 20, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on September 20, 2023, which is incorporated herein by reference).

10.7.11
Series 2023-7 Account Control Agreement, dated as of November 20, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

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

10.10
EU/UK Risk Retention Agreement, dated as of January 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

10.11
EU/UK Risk Retention Agreement, dated as of May 25, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

10.12
EU/UK Risk Retention Agreement, dated as of August 11, 2022, among the Trust, the Depositor and the originators then party thereto (included as Exhibit 10.12 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 28, 2024.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association, dated February 27, 2024.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 28, 2024.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association, dated February 27, 2024.

35.1*	Servicer Compliance Statement, dated March 28, 2024, of Cellco.
_____________
* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS II LLC
(Depositor)

Date: March 28, 2024	By:	/s/ Scott Krohn
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