Form 10-K
period 2024-12-31
Verizon Master Trust
filed 2025-03-31
CIK 1844964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file numbers of issuing entity: 333-253034-01; 333-278415-01
Commission file numbers of depositor: 333-253034; 333-278415
VERIZON MASTER TRUST
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

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), as successor to U.S. Bank National Association, which serves as the master collateral agent under the master collateral agency and intercreditor agreement for Verizon Master Trust and as indenture trustee and note paying agent under the indenture for each of the Verizon Master Trust, Series 2022-4, Verizon Master Trust, Series 2022-6, Verizon Master Trust, Series 2023-1, Verizon Master Trust, Series 2023-2, Verizon Master Trust, Series 2023-4, Verizon Master Trust, Series 2023-5, Verizon Master Trust, Series 2023-7, Verizon Master Trust, Series 2024-1, Verizon Master Trust, Series 2024-3, Verizon Master Trust, Series 2024-4, Verizon Master Trust, Series 2024-6 and Verizon Master Trust, Series 2024-8 transactions.
U.S. Bank National Association (“U.S. Bank N.A.”) has made a strategic decision to reposition its corporate trust business by transferring substantially all of its corporate trust business to its affiliate, U.S. Bank Trust Co., a non-depository trust company (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to as “U.S. Bank”).  Upon U.S. Bank Trust Co.’s succession to the business of U.S. Bank N.A., it has become a wholly owned subsidiary of U.S. Bank N.A.

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities (“RMBS”) trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2024 (the “2024 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2024, and for the 2024 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2024 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2024 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1.4
Amendment No. 3 to the Master Collateral Agency and Intercreditor Agreement, dated as of August 30, 2024, among the Trust, U.S. Bank Trust Company, National Association, as master collateral agent, and Cellco, as administrator (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on September 3, 2024, which is incorporated herein by reference).

4.2
Indenture, dated as of May 25, 2022, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent, with respect to Series 2022-4 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on May 25, 2022, which is incorporated herein by reference).

4.3
Indenture, dated as of August 11, 2022, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2022-6 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

4.4
Indenture, dated as of January 26, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-1 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 26, 2023, which is incorporated herein by reference).

4.5
Indenture, dated as of April 25, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-2 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 25, 2023, which is incorporated herein by reference).

4.6
Indenture, dated as of June 30, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-4 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 30, 2023, which is incorporated herein by reference).

4.7
Indenture, dated as of September 20, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-5 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 20, 2023, which is incorporated herein by reference).
4.8
Indenture, dated as of November 20, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-7 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

4.9
Indenture, dated as of January 18, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-1 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 18, 2024, which is incorporated herein by reference).

4.10
Indenture, dated as of April 23, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-3 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 23, 2024, which is incorporated herein by reference).

4.11
Indenture, dated as of June 28, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-4 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2024, which is incorporated herein by reference).

4.12
Indenture, dated as of September 18, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-6 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 18, 2024, which is incorporated herein by reference).

4.13
Indenture, dated as of November 26, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-8 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 26, 2024, which is incorporated herein by reference).

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

10.7.2
Series 2022-6 Account Control Agreement, dated as of August 11, 2022, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.7.3
Series 2023-1 Account Control Agreement, dated as of January 26, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 26, 2023, which is incorporated herein by reference).

10.7.4
Series 2023-2 Account Control Agreement, dated as of April 25, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on April 25, 2023, which is incorporated herein by reference).

10.7.5
Series 2023-4 Account Control Agreement, dated as of June 30, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on June 30, 2023, which is incorporated herein by reference).

10.7.6
Series 2023-5 Account Control Agreement, dated as of September 20, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on September 20, 2023, which is incorporated herein by reference).

10.7.7
Series 2023-7 Account Control Agreement, dated as of November 20, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

10.7.8
Series 2024-1 Account Control Agreement, dated as of January 18, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 18, 2024, which is incorporated herein by reference).

10.7.9
Series 2024-3 Account Control Agreement, dated as of April 23, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on April 23, 2024, which is incorporated herein by reference).

10.7.10
Series 2024-4 Account Control Agreement, dated as of June 28, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2024, which is incorporated herein by reference).

10.7.11
Series 2024-6 Account Control Agreement, dated as of September 18, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on September 18, 2024, which is incorporated herein by reference).

10.7.12
Series 2024-8 Account Control Agreement, dated as of November 26, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 26, 2024, which is incorporated herein by reference).

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

10.9	Second Amended and Restated Asset Representations Review Agreement, dated as of April 23, 2024,

among the Trust, Cellco, as servicer, and Pentalpha Surveillance LLC, as asset representations reviewer (included as Exhibit 10.9 to the Trust’s Form 8-K, as filed with the Commission on April 23, 2024, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2025.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 31, 2025.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association, dated February 27, 2025.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 31, 2025.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association, dated February 27, 2025.

35.1*	Servicer Compliance Statement, dated March 31, 2025, of Cellco.
_____________
* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS II LLC
(Depositor)

Date: March 31, 2025	By:	/s/ Caroline Armour
Caroline Armour
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