Form 10-K
period 2025-12-31
Verizon Master Trust
filed 2026-03-27
CIK 1844964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Item 1117 of Regulation AB.  Legal Proceedings.
The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, which serves as the master collateral agent under the master collateral agency and intercreditor agreement for Verizon Master Trust and as indenture trustee and note paying agent under the indenture for each of the Verizon Master Trust, Series 2023-4, Verizon Master Trust, Series 2023-7, Verizon Master Trust, Series 2024-3, Verizon Master Trust, Series 2024-4, Verizon Master Trust, Series 2024-6, Verizon Master Trust, Series 2024-8, Verizon Master Trust, Series 2025-1, Verizon Master Trust, Series 2025-3, Verizon Master Trust, Series 2025-5, Verizon Master Trust, Series 2025-7 and Verizon Master Trust, Series 2025-9 transactions.
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

The following paragraph is disclosure received from Wilmington Trust, National Association (“WTNA”), which serves as the owner trustee under the Amended and Restated Trust Agreement, dated as of May 25, 2021, as amended, between Verizon ABS II LLC, as depositor, and WTNA, as owner trustee, for Verizon Master Trust.

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action. WTNA does not believe that the ultimate resolution of this proceeding, or any other proceedings, would be material to the security holders.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2025 (the “2025 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025, and for the 2025 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2025 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2025 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.2
Indenture, dated as of June 30, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-4 (the “Series 2023-4 Indenture”) (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 30, 2023, which is incorporated herein by reference).

4.2.1
Amendment No. 1 to the Series 2023-4 Indenture, dated as of August 14, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 99.6 to the Trust’s Form 8-K, as filed with the Commission on August 14, 2025, which is incorporated herein by reference).

4.2.2
Omnibus Amendment to Indentures, dated as of October 3, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (the “Omnibus Indenture Amendment”) (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).

4.3
Indenture, dated as of November 20, 2023, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2023-7 (the “Series 2023-7 Indenture”) (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

4.3.1
Amendment No. 1 to the Series 2023-7 Indenture, dated as of August 14, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 99.7 to the Trust’s Form 8-K, as filed with the Commission on August 14, 2025, which is incorporated herein by reference).

4.3.2	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the

Commission on October 3, 2025, which is incorporated herein by reference).
4.4
Indenture, dated as of April 23, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-3 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 23, 2024, which is incorporated herein by reference).

4.4.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.5
Indenture, dated as of June 28, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-4 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2024, which is incorporated herein by reference).

4.5.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.6
Indenture, dated as of September 18, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-6 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 18, 2024, which is incorporated herein by reference).

4.6.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.7
Indenture, dated as of November 26, 2024, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2024-8 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 26, 2024, which is incorporated herein by reference).

4.7.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.8
Indenture, dated as of January 22, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2025-1 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on January 22, 2025, which is incorporated herein by reference).

4.8.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.9
Indenture, dated as of March 31, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2025-3 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on March 31, 2025, which is incorporated herein by reference).

4.9.1	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.10
Indenture, dated as of June 24, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2025-5 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 24, 2025, which is incorporated herein by reference).

4.10.1
Amendment No. 1 to the Series 2025-5 Indenture, dated as of August 14, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent (included as Exhibit 99.9 to the Trust’s Form 8-K, as filed with the Commission on August 14, 2025, which is incorporated herein by reference).

4.10.2	Omnibus Indenture Amendment (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).
4.11
Indenture, dated as of September 16, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2025-7 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 16, 2025, which is incorporated herein by reference).

4.12
Indenture, dated as of November 25, 2025, between the Trust and U.S. Bank Trust Company, National Association, as indenture trustee and note paying agent, with respect to Series 2025-9 (included as Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 25, 2025, which is incorporated herein by reference).

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
10.1.3
Amendment No. 2 to the Amended and Restated Trust Agreement, dated as of June 20, 2025, among ABS II LLC, Wilmington Trust, National Association, as owner trustee, Verizon DPPA True-up Trust and Cellco, as administrator of the Trust and as custodian of Verizon DPPA True-up Trust, and consented to by Royal Bank of Canada (included as Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on June 24, 2025, which is incorporated herein by reference).

10.1.4
Amendment No. 3 to the Amended and Restated Trust Agreement, dated as of September 30, 2025, among ABS II LLC, Wilmington Trust, National Association, as owner trustee, Verizon DPPA True-up Trust and Cellco, as administrator of the Trust and as custodian of Verizon DPPA True-up Trust, and consented to by Royal Bank of Canada (included as Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on October 3, 2025, which is incorporated herein by reference).

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

10.7.2
Series 2023-7 Account Control Agreement, dated as of November 20, 2023, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 20, 2023, which is incorporated herein by reference).

10.7.3
Series 2024-3 Account Control Agreement, dated as of April 23, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on

April 23, 2024, which is incorporated herein by reference).
10.7.4
Series 2024-4 Account Control Agreement, dated as of June 28, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2024, which is incorporated herein by reference).

10.7.5
Series 2024-6 Account Control Agreement, dated as of September 18, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on September 18, 2024, which is incorporated herein by reference).

10.7.6
Series 2024-8 Account Control Agreement, dated as of November 26, 2024, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 26, 2024, which is incorporated herein by reference).

10.7.7
Series 2025-1 Account Control Agreement, dated as of January 22, 2025, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 22, 2025, which is incorporated herein by reference).

10.7.8
Series 2025-3 Account Control Agreement, dated as of March 31, 2025, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on March 31, 2025, which is incorporated herein by reference).

10.7.9
Series 2025-5 Account Control Agreement, dated as of June 24, 2025, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on June 24, 2025, which is incorporated herein by reference).

10.7.10
Series 2025-7 Account Control Agreement, dated as of September 16, 2025, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on September 16, 2025, which is incorporated herein by reference).

10.7.11
Series 2025-9 Account Control Agreement, dated as of November 25, 2025, among the Trust, U.S. Bank Trust Company, National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on November 25, 2025, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2026.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 27, 2026.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association, dated February 26, 2026.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 27, 2026.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association, dated February 26, 2026.

35.1*	Servicer Compliance Statement, dated March 27, 2026, of Cellco.
_____________
* Filed herewith

Item 16.            Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS II LLC
(Depositor)

Date: March 27, 2026	By:	/s/ Caroline Armour
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